Form 10-K
period 2000-12-31
GOVERNMENT BACKED TRUST T-3
filed 2001-03-29
CIK 841537

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________________

FORM  10-K

Annual report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Fiscal year ended December 31, 2000

GOVERNMENT BACKED TRUST T-3
(Exact name of Registrant as specified
in its governing instrument)

State or other jurisdiction of incorporation:
           New York
Commission File Number:
           0-17334
IRS Employer Identification No.:
           13-3544136

c/o J.P. Morgan Chase
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
Yes      X            No

DOCUMENTS INCLUDED AS EXHIBITS

Semiannual Report as of May 15, 2000	     Exhibit  B

Semiannual Report as of November 15, 2000         Exhibit  C

Annual Report as of December 29, 2000        Exhibit D

Part  I

Item  1.	  Business

                  Not Applicable .

Item  2.	  Properties .

                  See list of assets set forth in Exhibit A.

Item  3.	  Legal  Proceedings.

                  None

Item  4.	  Submission  of  Matters to a Vote of  Security  Holders.

                  None

PART  II

Item  5.	  Market  for  Registrant's  Common  Equity  and  Related
                  Stockholder Matters .

                  (a) Market  Information .

                  Certificates are not traded on any market or exchange.

                  (b) Holders .

                  The number of registered holders for Current Coupon Certificates, Class T-3 on December 31, 2000 was 3.

                  (c) Dividends .

                  $32,325,756.25 distributed to holders for Current Coupon Certificates, Class T-3 on May 15, 2000.

                  $27,702,103.13 distributed to holders for Current Coupon Certificates, Class T-3 on November 15, 2000.

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

Item  11.         Executive  Compensation .

                  Not  Applicable.

Item  12 .        Security  Ownership of Certain Beneficial Owners and
                  Management

                  (a) Security ownership of certain beneficial owners.
________________________________________________________________________

(1) Title  of      (2) Name  and        (3) Amount and     (4) Percent
    Class              address              nature  of         of class
                       of  benefi-          Beneficial
                       cial  owner          ownership
____________________________________________________________________________

Current  Coupon        Cede & Co.           $23,793,000       99.94%
Certificates,          P.O. Box 20
Class T-3 	       Bowling  Green  Station
                       New  York, NY   10004
____________________________________________________________________________

                  (b) Security  ownership of  management

                  Not  Applicable.

                  (c) Changes  in  control.

                  Not  Applicable.

Item  13.         Certain  Relationships  and  Related  Transactions.

                  (a) Transactions  with  management  and  others.

                  Not  Applicable.

                  (b) Certain business relationships.

                  Not  Applicable .

                  (c) Indebtedness of management .

                  Not  Applicable .

                  (d) Transactions  with  promoters.

                  Not  Applicable .

PART  IV

Item  14.         Exhibits, Financial Schedules, Reports on Form 8-K.

                  (a) The following is a list of documents filed as part of this report :

                  Exhibit                 Document
                     A	                  List  of  Assets  held
                                          by  Trust  on
                                          December 31, 2000

                     B                    Semiannual Report
                                          as of May 15, 2000

                     C                    Semiannual Report as
                                          of November 15, 2000

                     D                    Annual Report as of
                                          December 29, 2000

                  (b) Not  applicable

                  (c) Not  applicable

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Government Backed Trust T-3
(Registrant)

By : ______Dennis Kildea____________________
        Assistant Vice President

Date :     March 29,  2001

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By : ______  Andrew Taylor____________
            Vice President


Date :      March 29, 2001


By : ______Dennis Kildea_____________________
        Assistant Vice President


Date :     March 29, 2001

Exhibit  A

THE REPUBLIC OF TURKEY
GOVERNMENT TRUST T-3

U. S. Government  Securities

Maturity	                  Par  Amount                  Coupon


May 15, 2001                      1,438,000                    0.000
November 15, 2001                   789,000                    0.000
May 15, 2002                        335,000                    0.000






Government of Turkey T-3 Note

Principal  Amount                    Rate  of
Outstanding                          Interest                Due Date

$ 23,808,000.00                      9.6307%                 May 15, 2002

Exhibit B

THE CHASE MANHATTAN BANK
450 West 33rd Street
New York , New York  10001

Trustee's Semiannual Report

To the Holders of

Government Backed Trust T-3 9.625% Current Coupon Certificates
( Republic of Turkey FMS Refinancing )

              and

Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA


i. On May 15, 2000, the Certificate Payment Date, the aggregate amount distributed to the Holders was $32,325,756.25. The portions thereof allocable to the principal and interest payments on the Related Note was $29,092,756.25 and to payments from the Securities Trust was $3,233,000.00.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $49,145,000.00.

iii. The unpaid principal amount of the Related Note following such distribution is $49,145,000.00.

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
            Dennis Kildea
      Assistant Vice President

Report dated as of May 15, 2000
(Tax ID No. 13-3544136)

Exhibit C

THE CHASE MANHATTAN BANK
450 West 33rd Street
New York , New York  10001

Trustee's Semiannual Report

To the Holders of:
Government Backed Trust T-3 9.625% Current Coupon Certificates
( Republic of Turkey FMS Refinancing )

           and

Defense Security Assistance Agency
The Pentagon
Washington , DC  20301-2800
Attention of the Comptroller,  DSAA

i. On November 15, 2000, the Certificate Payment Date, the aggregate amount distributed to the Holders was $27,702,103.13. The portions thereof allocable to the principal and interest payments on the Related Note was $24,931,103.13 and to payments from the Securities Trust was $2,771,000.00.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distribution is $23,808,000.00.

iii. The unpaid principal amount of the Related Note following such distribution is $23,808,000.00.

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
           Dennis Kildea
       Assistant Vice President

Report dated as of November 15, 2000
(Tax ID No. 13-3544136)

Exhibit D

THE CHASE MANHATTAN BANK
450  West  33rd  Street
New  York,  New  York   10001
Trustee's  Annual  Report

To  the  holders  of:
- Government Backed Trust T-3 9.625% Current Coupon Certificates, Class T-3 (Republic of Turkey FMS Refinancing)
-  Defense  Security  Assistance  Agency
   The  Pentagon
   Washington,  D.C.   20301-2800
   Attention  of  the  Comptroller , DSAA

 i. During the year ending December 31, 2000, $60,027,859.38 was distributed to the holders of the Current Coupon Certificates and this amount is allocable as follows:

 a. 90% from interest and principal payments made on the Republic of Turkey Promissory Note on May 1, 2000 and November 1, 2000.
 b. 10% from the proceeds of maturities of United States Treasury Strips due May 15, 2000 and November 15, 2000.

ii. The aggregate Initial Amount of the Certificates issued by such Trust and remaining outstanding after such distributions is $23,808,000.00.

iii. The unpaid principal amount of the Republic of Turkey Promissory Note following the May 15, 2000 and November 15, 2000 distributions is $23,808,000.00.

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

Please be advised that no Payment Default has occurred and is continuing with respect to the May 15, 2000 and November 15, 2000 Certificate Payment Dates.

There have been no payments under the Guaranty with respect to the May 1, 2000 and November 1, 2000 Note Payment Dates next preceding the May 15,
2000 and November 15, 2000 Certificate Payment Dates.
To the best of my knowledge and belief, this Annual Report is complete and accurate. All capitalized terms used herein have the meanings assigned to them in the Declaration of Trust dated as of November 30, 1988.

By ___________________________
           Dennis Kildea
      Assistant Vice President
Report dated as of December 29, 2000
Tax I.D. No. 13-3544136

                REPORT OF INDEPENDENT AUDITORS

The Chase Manhattan Bank, Trustee
Government Backed Trust T-3


We have audited the accompanying Distribution Report of Government Backed Trust T-3 as of December 31, 2000 and for the year then ended. This schedule is the responsibility of the Trustee. Our responsibility is to express an opinion on this schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Distribution Report is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Distribution Report. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the Distribution Report referred to above presents fairly, in all material respects, amounts distributed to certificate holders, the aggregate initial amount of certificates outstanding, the unpaid principal amount of the promissory note and funds compared with amounts distributed from Government Backed Trust T-3 at December 31, 2000, and for the year then ended, in conformity with accounting principles generally accepted in the United States.

                                                 /s/  Ernst & Young LLP

March 7, 2001

DISTRIBUTION REPORT

GOVERNMENT BACKED TRUST T-3

As of and for the Year Ended December 31, 2000


     I. During the year ended December 31, 2000, $60,027,859.38 was distributed to the Holders of the Current Coupon Certificates and this amount is allocable as follows:

            1. 90% from principal and interest payments made on the Republic of Turkey Promissory Note on May 1, 2000 and November 1, 2000.

            2. 10% from the proceeds of maturities of United States Treasury
               Strips due May 15, 2000 and November 15, 2000.

    II. The aggregate Initial Amount of Certificates issued by the Trust outstanding after the May 15, 2000 and November 15, 2000 distributions is $23,808,000.00.

   III. The unpaid principal amount of the Republic of Turkey Promissory Note following the May 15, 2000 and November 15, 2000, distributions is $23,808,000.00.

    IV. The amount in (I) above, together with the Trustee's fees and expenses, is no less than the sum of 90% of the amounts paid by the Republic of Turkey on the Note on May 1, 2000 and November 1, 2000, and the payments received by the Trustee from the Securities Trust on May 15, 2000 and November 15, 2000.

See notes to distribution report.

NOTES TO DISTRIBUTION REPORT

GOVERNMENT BACKED TRUST T-3

December 31, 2000


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

GOVERNMENT BACKED TRUST T-3

NOTE B--CURRENT COUPON CERTIFICATES--Continued

     Maturity Date                              Aggregate Maturity
     of Series                                  Amount of Series

     May 15, 2001                               13,238,000
     November 15, 2001                           7,376,000
     May 15, 2002                                3,194,000
                                                ___________
              Total                          $  23,808,000





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